Form 10-Q
period 1996-06-30
METROPOLITAN BANCORP
filed 1996-08-09
CIK 906357

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended...............June 30, 1996


                                     OR


         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE  SECURITIES EXCHANGE ACT OF 1934
        For transition period from _____________ to ______________

                        Commission File Number:  022218

                           METROPOLITAN BANCORP
           (Exact name of registrant as specified in its charter)


                  State of Washington           91-1600929
         (State or other jurisdiction of      (IRS Employer
         incorporation or organization)     Identification No.)


          1520 Fourth Avenue           Seattle, Washington  98101
           (Address of principal executive offices and zip code)


                              (206) 625-1818
           (Registrant's telephone number, including area code)


           ____________________________________________________
    (Former name, address and fiscal year if changed since last report)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)     Yes    X     No  ____
     (2)     Yes    X     No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title of  class:             At August 9, 1996
         Common stock, $0.01 par value       3,710,205 shares

                                    PART I


Item 1.   Financial Statements

     The Consolidated Financial Statements of Metropolitan Bancorp and Subsidiaries filed as a part of the report are as follows:

                                                                     Page

Consolidated Statements of Financial Condition
as of June 30, 1996 and March 31, 1996                                 1

Consolidated Statements of Income for the three
months ended June 30, 1996 and 1995                                    2

Consolidated Statements of Cash Flows for the
three months ended June 30, 1996 and 1995                              3

Notes to Consolidated Financial Statements                             5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    6


                                    PART II


Item 1.   Legal Proceedings                                           12

Item 2.   Changes in Securities                                       12

Item 3.   Defaults upon Senior Securities                             12

Item 4.   Submission of Matters to a Vote of Security Holders         12

Item 5.   Other Information                                           12

Item 6.   Exhibits and Reports on Form 8-K                            12


                   METROPOLITAN BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (Dollars in thousands, except per share data)
                              (Unaudited)

                                                    June 30,        March 31,
                                                       1996             1996

ASSETS

Cash and due from banks (including interest-
  bearing deposits of $10,038 and $12,217)        $ 10,939         $ 13,585
Securities available-for-sale                       10,425           10,397
Mortgage-backed and related securities
  available-for-sale                               189,290          192,240
Mortgage-backed and related securities held-
  to-maturity (fair value of $163,079 and
  $169,742)                                        165,517          171,008
Loans (net of reserve for losses of
  $6,283 and $6,133)                               339,283          331,839
Loans held for sale                                  2,417           10,610
Investor receivables                                12,423           18,299
Accrued interest receivable                          4,798            4,787
Real estate held for sale                              310              310
Federal Home Loan Bank (FHLB) stock, at cost        13,051           12,803
Premises and equipment, net                          4,454            4,695
Goodwill                                             4,764            4,856
Prepaid expenses and other assets                    3,343            2,736

  TOTAL ASSETS                                    $761,014         $778,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                          $424,031         $398,153
Advances from the FHLB                             193,000          219,474
Subordinated debt                                   22,113           22,092
Other borrowings                                    65,591           82,253
Federal income taxes payable                           591             (235)
Other liabilities                                    4,522            5,546

  TOTAL LIABILITIES                                709,848          727,283

Preferred stock, 10,000,000 shares authorized;
  no shares issued
Common stock $.01 par value 40,000,000 shares
  authorized; 3,710,205 and 3,710,205 shares
  issued and outstanding                                41               41
Additional paid-in capital                          34,884           34,884
Retained earnings                                   25,970           24,374
Valuation reserve for available-for-sale
  securities                                        (5,652)          (4,340)
Treasury stock, at cost; 383,648 and
  383,648 shares                                    (4,077)          (4,077)

  TOTAL STOCKHOLDERS' EQUITY                        51,166           50,882

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $761,014         $778,165


                      METROPOLITAN BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

Three Months ended June 30,                         1996              1995

Interest income
  Loans                                          $ 7,695           $ 7,481
  Mortgage-backed and related securities           5,980             4,947
  Securities available for sale                      125               174
  FHLB stock dividends and other                     417               288

                                                  14,217            12,890

Interest expense
  Deposits                                         5,600             5,455
  Advances from the FHLB                           2,591             3,130
  Subordinated debt                                  510               508
  Other borrowings                                   938                 0

                                                   9,639             9,093

NET INTEREST INCOME                                4,578             3,797
Provision for loan losses                            150                 0

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                  4,428             3,797
Other income
  Income from mortgage banking activity            1,526             1,202
  Other                                               25                86

                                                   1,551             1,288

Other expense
  Compensation and employee benefits               1,636             1,588
  Occupancy                                          584               585
  Savings Associations Insurance Fund premiums       201               220
  Advertising                                        185               184
  Net income on real estate operations               (12)              (33)
  Goodwill amortization                               92               156
  Other                                              809               799

                                                   3,495             3,499

INCOME BEFORE FEDERAL INCOME TAXES                 2,484             1,586
  Federal income tax expense
   Current                                           845               539
   Deferred                                           -                 -

                                                     845               539

NET INCOME                                       $ 1,639           $ 1,047

NET INCOME  PER SHARE                            $  0.44           $  0.28




                    METROPOLITAN BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands, unaudited)

Three months ended June 30,                         1996              1996

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                      $ 1,639           $ 1,047
  Adjustments to reconcile net income to net
   cash (used in) provided by operating
   activities
  Provision for loan losses                          150
  FHLB stock dividends received                     (248)             (179)
  Amortization of fees, discounts and
   premiums, net                                     (45)              195
  Goodwill amortization                               92               156
  Depreciation and amortization                      245               290
  Loss (gain) on loans held for sale                (143)               67
  Originations of loans held for sale            (64,271)          (68,533)
  Proceeds from sale of loans                     72,607            67,715
  Decrease (increase) in investor receivable       5,876            (9,899)
  Increase in accrued interest receivable            (11)              (58)
  Decrease in prepaid expenses and
   other assets                                       69               662
  Increase in federal income taxes payable           826                 1
  Increase  in accrued interest payable               17                32
  Increase (decrease) in other liabilities        (1,041)               15

Net cash (used in) provided by operating
  activities                                      15,762            (8,489)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of investment
   securities available-for-sale                                     5,000
  Purchases of mortgage-backed and related
   securities available-for-sale                 (10,845)           (8,712)
  Principal repayments on mortgage-backed
   and related securities available-for-sale      11,556               733
  Principal repayments on mortgage-backed
   and related securities held-to-maturity         5,534             4,353
  Loan originations                              (22,508)          (11,617)
  Loan repayments                                 15,130            15,676
  Proceeds from sale of real estate                   91
  Purchases of premises and equipment, net            (4)              (43)

  Net cash (used in) provided by
   investing activities                           (1,046)            5,390



                     METROPOLITAN BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                      (Dollars in thousands, unaudited)

Three months ended June 30,                         1996              1995

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (decrease) increase in deposits             25,800           (18,161)
  Proceeds from FHLB advances                     84,000           164,925
  Repayment of FHLB advances                    (110,500)         (143,950)
  Proceeds from other borrowings                 132,473
  Repayment of other borrowings                 (149,135)

  Net cash (used in) provided by
   financing activities                          (17,362)            2,814

  Net increase in cash and cash equivalents       (2,646)             (285)

CASH AND CASH EQUIVALENTS:

  Beginning of year                               13,585            10,942

  End of year                                    $10,939           $10,657


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Non-cash investment activities -
    Loans transferred to real estate
      held for sale                              $    90           $
Cash paid during the period for -
    Interest                                       9,622             9,062
    Federal income taxes                                               500


                    METROPOLITAN BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE-MONTH PERIOD ENDED JUNE 30, 1996

NOTE A - Basis Of Presentation

The condensed consolidated financial statements included in this report have been prepared by Metropolitan Bancorp ("the Company") without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation are reflected in the interim statements. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 1997.

NOTE B - Saif Recapitalization

Most deposit liabilities of Metropolitan Federal Savings and Loan Association of Seattle ("the Association") are insured by the FDIC's Savings Associations Insurance Fund (SAIF). SAIF-insured institutions currently pay deposit insurance premiums that range from 23 to 31 basis points, depending on the risk-based capitalization and regulatory rating of the financial institution. Financial institutions whose deposits are insured by the FDIC's Bank Insurance Fund (BIF) currently pay deposit insurance premiums of about 4 basis points. The difference in the deposit premiums is due to the capitalization level of each insurance fund. The BIF reached its mandated coverage ratio of 1.25 percent of insured deposits in June of 1995. The FDIC estimates that the SAIF will not reach its mandated 1.25 percent coverage ratio until after the year 2000 under present conditions. The difference in deposit premiums confers a decided advantage to BIF-insured institutions in raising deposit rates, lowering loan rates, investing in new products and delivery systems or paying higher dividends to shareholders.

Congress has proposed legislation which would speed up the SAIF's recapitalization in order to restore and preserve the competitive balance between BIF-insured and SAIF-insured financial service providers. This legislation would assess a one-time deposit premium of about $6 billion on SAIF-insured institutions to recapitalize SAIF to the 1.25 percent level, based on deposits as of March 31, 1995. Such a fee would equal an estimated 85 to 90 basis points of insured deposits held as of that date. At March 31, 1995, the Association held approximately $383.1 million of SAIF-insured deposits. The proposed legislation would result in a one-time expense for the Association of approximately $3.3 million to $3.4 million, before tax. As of August 9, 1996, the terms and structure of the proposed legislation had not been finalized, approved or signed into law. The future impact of the proposed SAIF recapitalization on the Company's financial position or results of operations will depend on the nature and timing of such recapitalization, if any.

NOTE C - Merger With Washington Federal, Inc.

On July 12, 1996, the Company announced the signing of a definitive agreement under which the Company will merge with and into Washington Federal, Inc. In connection with the merger, each shareholder of the Company will receive shares of Washington Federal common stock at an expected value of $18.00 in exchange for each share of his or her Metropolitan Bancorp common stock, subject to the pricing and other provisions in the agreement. Phoenix Mortgage & Investment, Inc. ("Phoenix Mortgage"), the mortgage banking subsidiary of the Company, will be acquired by Phoenix Mortgage management. It is intended that the transaction constitute a tax-free reorganization under the Internal Revenue Code so that shareholders of the Company will not recognize gain or loss in connection with the receipt of Washington Federal common stock. The transaction has been unanimously approved by the boards of directors of both companies. Approval is required from the applicable regulatory authorities and by the shareholders of the Company. It is anticipated that the merger will be completed by December 31, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

THE COMPANY. Metropolitan Bancorp ("the Company") is a Washington corporation which became a savings and loan holding company upon its acquisition of all of the outstanding stock of Metropolitan Federal Savings and Loan Association of Seattle ("the Association") in connection with the Association's reorganization into the holding company form of organization effective July 21, 1993. At June 30, 1996, the Company had $761.0 million of assets, $709.8 million of liabilities, including $424.0 million of deposits, and $51.2 million of stockholders' equity.

The Company's primary subsidiary is the Association, which was organized in 1935 as a federally chartered, mutual savings and loan association and converted from mutual to stock form in January 1990. The Association's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.

The Company currently conducts business from its headquarters and main office in Seattle, Washington and nine full service branch offices located in the Puget Sound region of Washington. The Company is primarily engaged in attracting deposits from the general public through its offices and using those funds, together with borrowings, to originate loans secured by existing single-family residences and to purchase securities which are backed by such loans. To a lesser extent, the Company also originates loans secured by existing, small (generally five to thirty-six units) multifamily residences and loans for the construction of single-family and such multifamily residences. The Company also engages in the purchase and origination of non-traditional mortgage products secured by real estate through Statewide Mortgage Services Company, a subsidiary of Metropolitan Bancorp, and through the Association.

As of July 1, 1994, the Company's other major subsidiary is Phoenix Mortgage & Investment, Inc. ("Phoenix Mortgage"), a mortgage banking company headquartered in Lynnwood, Washington. On April 18, 1994, the Board of Directors of the Company authorized the acquisition of the privately held mortgage banking company which has six offices and is a leading lender for home purchase transactions in King and Snohomish counties. Since October 1, 1995, the mortgage banking company is operating as a subsidiary of the Association, retaining its current name, management and staff. During the quarter ended June 30, 1996, Phoenix Mortgage closed its loan production office in Spokane, Washington in order to concentrate its efforts in the higher growth markets of King, Pierce and Snohomish counties.

The Company's principal goals are to achieve long term financial strength and profitability by (i) increasing the amount and stability of its net interest income, (ii) decreasing the credit risk inherent in its assets, (iii) reducing the vulnerability of its operations to changes in interest rates, (iv) controlling its operating expenses and increasing the efficiency of its operation and (v) maintaining a strong regulatory capital position. At June 30, 1996, the Association's regulatory capital substantially exceeded all regulatory capital requirements.

The Company, as a savings and loan holding company, is subject to regulation by the Office of Thrift Supervision ("OTS"). The Association is subject to regulation by the OTS, as its chartering authority, and by the FDIC, which insures its deposits up to applicable limits. The Association also is subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is a member of the Federal Home Loan Bank ("FHLB") of Seattle, one of the twelve regional banks which comprise the FHLB system.

Effective March 11, 1996, the Board of Directors of the Company authorized the repurchase of up to 357,225 shares, or approximately 10 percent, of the Company's then outstanding common stock, a continuing program first authorized in January 1994. Management is authorized to repurchase shares from time to time in open-market transactions during calendar year 1996 as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. In fiscal 1995, the Company repurchased 376,148 shares at an average price of $10.58 per share. In fiscal 1996, the Company repurchased 7,500 shares at an average price of $12.75 per share. In the quarter ended June 30, 1996, the Company purchased 9,075 shares in open-market transactions in conjunction with the exercise of stock options by Company employees. No additional shares of stock were repurchased as treasury stock during the first quarter of fiscal 1997.

On July 12, 1996, the Company announced the signing of a definitive agreement under which the Company will merge with and into Washington Federal, Inc. In connection with the merger, each shareholder of the Company will receive shares of Washington Federal common stock at an expected value of $18.00 in exchange for each share of his or her Metropolitan Bancorp common stock, subject to the pricing and other provisions in the agreement. Phoenix Mortgage, the mortgage banking subsidiary of the Company, will be acquired by Phoenix Mortgage management. It is intended that the transaction constitute a tax-free reorganization under the Internal Revenue Code so that shareholders of the Company will not recognize gain or loss in connection with the receipt of Washington Federal common stock. The transaction has been unanimously approved by the boards of directors of both companies. Approval is required from the applicable regulatory authorities and by the shareholders of the Company. It is anticipated that the merger will be completed by December 31, 1996.

The common stock of the Company, par value $.01 per share (the "Common Stock"), is quoted on the NASDAQ National Market System under the symbol "MSEA." The Company's executive offices are located at 1520 Fourth Avenue, Seattle, Washington 98101, and its telephone number is (206) 625-1818.

CHANGES IN FINANCIAL CONDITION:

GENERAL. Total assets decreased by $17.2 million or 2.2% during the three months ended June 30, 1996 primarily due to a decrease in investor receivables (mortgage loans sold but not yet funded), loans held for sale and mortgage-backed and related securities available-for-sale and held-to-maturity. Total liabilities decreased by $17.4 million or 2.4% during the period.

MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY. Mortgage-backed and related securities available-for-sale and held-to- maturity decreased by $8.4 million or 2.3% during the three months ended June 30, 1996. $2.0 million of this decrease was due to a decline in the market value of securities available-for-sale brought about by rising interest rates during the period. One security available-for-sale with market value of $2.8 million was sold during the quarter. Amortization and prepayments were $14.4 million. Partially offsetting these declines, two securities available-for-sale with market value of $10.8 million were purchased during the period. These securities were primarily funded by reverse repurchase agreements, advances from the FHLB and certificates of deposits with maturities of three months to one year. At June 30, 1996, mortgage-backed and related securities available-for-sale totalled $189.3 million market value ($197.3 million principal value) and consisted of agency mortgage-backed securities and highly rated whole-loan-backed securities.

LOANS. Loans, loans held for sale and investor receivables decreased by $6.5 million or 1.8% during the three months ended June 30, 1996. Portfolio loans increased by $7.6 million or 2.3% as borrowers turned increasingly to adjustable rate loans in response to higher fixed mortgage rates. Loans held for sale and investor receivables were lower by $14.1 million or 48.7%. The Company continues to sell most new originations of fixed rate loans pursuant to an asset and liability management strategy. These sales, in combination with repayments, primarily offset loan originations, which amounted to $91.0 million and $79.6 million during the three months ended June 30, 1996 and 1995, respectively.

Nonaccruing loans decreased by $352,000 during the quarter to $3.9 million at June 30, 1996 compared to $4.3 million at March 31, 1996. Two commercial real estate loans in Los Angeles, California, total $3.0 million of the Company's nonaccruing loans at June 30, 1996, unchanged from March 31, 1996.

The Company's nonperforming assets, which consist of nonaccruing loans and nonperforming real estate held for sale, if any, totalled $4.2 million or 0.55% of total assets at June 30, 1996 compared to $4.6 million or 0.59% of total assets at March 31, 1996.

REAL ESTATE HELD FOR SALE. Real estate held for sale at June 30, 1996 totaled $310,000, unchanged from March 31, 1996, and consisted of a 4,300 square foot office building in Los Angeles, California.

DEPOSITS. Deposits increased by $25.9 million or 6.5% during the three months ended June 30, 1996. The Company's retail deposit categories increased by $14.8 million or 4.5%. Institutional deposits and deposits obtained through wholesale means increased by $11.1 million or 15.6%. Most of this growth was in certificates of deposits (CDs) with average maturities of nine months to one year. These increased deposit balances were used to replace more expensive FHLB advances, as discussed below.

ADVANCES FROM THE FHLB. Advances from the FHLB decreased by $26.5 million or 12.1% during the three months ended June 30, 1996 and were replaced by lower-costing deposits discussed above. A $70 million advance scheduled to mature in February 1999 was called at par by the FHLB in May 1996. The Association replaced $60 million of these funds with new advances from the FHLB with maturities from one to six months.

SUBORDINATED DEBT. Effective August 10, 1993, the Bancorp issued $23 million of 8.5% Subordinated Notes due 2003. In connection with the offering, the Bancorp incurred costs totalling $1.1 million. These costs have been deferred and are being amortized over the term of the notes. The notes are redeemable in whole or in part, at the option of the Company, at 100% of their principal amount on or after July 31, 1996.

OTHER BORROWINGS. Other borrowings in the form of reverse repurchase agreements decreased by $16.7 million or 20.3% during the three months ended June 30, 1996. These balances were reduced in response to the decline in total assets, primarily loans held for sale and investor receivables, during the period.

STOCKHOLDERS' EQUITY. Stockholders' equity at June 30, 1996 totalled $51.2 million compared to $50.9 million at March 31, 1996. The increase of $0.3 million is attributable to net income of $1.6 million during the three months ended June 30, 1996, partially offset by an increase in the valuation reserve totalling $1.3 million for securities available-for-sale. The valuation reserve was recorded in connection with the Company's mortgage-backed and related securities available-for- sale, mentioned above, in compliance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), adopted effective April 1, 1994.

RESULTS OF OPERATIONS:

NET INCOME. The Company reported net income of $1.6 million for the quarter ended June 30, 1996 compared to $1.0 million for the quarter ended June 30, 1995. The increase in net income is primarily due to an increase in net interest margin and an increase in net non-interest income at the Association. The net income contribution from mortgage banking activity for the quarter ended June 30, 1996 was $225,000 compared to a loss of $1,242 for the three months ended June 30, 1995.

INTEREST INCOME. Interest income increased to $14.2 million in the quarter ended June 30, 1996 from $12.9 million in the quarter ended June 30, 1995. This increase was mostly due to a higher volume of interest-earning assets, primarily mortgage-backed and related securities. Average interest-earning assets for the quarter ended June 30, 1996 were $754.7 million compared to $676.7 million for the quarter ended June 30, 1995. The yield on interest-earning assets was 7.53% for the quarter ended June 30, 1996 compared to 7.62% for the quarter ended June 30, 1995.

INTEREST EXPENSE. Interest expense increased to $9.6 million for the quarter ended June 30, 1996 compared to $9.1 million for the quarter ended June 30, 1995. This increase was mainly due to a higher volume of interest-bearing liabilities, both deposits and borrowings. Average interest-bearing liabilities for the quarter ended June 30, 1996 were $715.2 million compared to $646.1 million for the quarter ended June 30, 1995. The weighted average rate on interest-bearing liabilities decreased to 5.39% for the quarter ended June 30, 1996 compared to 5.63% for the quarter ended June 30, 1995.

NET INTEREST INCOME. Net interest income was $4.6 million for the quarter ended June 30, 1996 compared to $3.8 million for the quarter ended June 30, 1995. Although the volume of interest-earning assets and interest-bearing liabilities increased over the period, the weighted average rate paid on interest-bearing liabilities decreased more quickly than the decline in the weighted average yield earned on interest-earning assets. This is reflected in the Company's net interest margin, which amounted to 2.43% and 2.24% for the quarters ended June 30, 1996 and 1995, respectively, and interest rate spread, which amounted to 2.14% and 1.99% for the quarters ended June 30, 1996 and 1995, respectively.

PROVISION FOR LOAN LOSSES. The Company recorded provisions for loan losses of $150,000 and $0 during the quarters ended June 30, 1996, and 1995, respectively. The Company's provision in fiscal 1997 was an addition to general loan loss reserves for commercial real estate loans. At June 30, 1996, the Company's total allowance for loan losses amounted to $6.3 million (including $5.0 million of general loan loss allowances) compared to $6.1 million at March 31, 1996. Loan loss reserves as a percentage of nonperforming assets totalled 149.2% and 134.4% at June 30, 1996 and March 31, 1996, respectively. Management of the Company believes that the allowance for loan losses at June 30, 1996 was adequate based on facts and circumstances available. Future additions to the allowance for loan losses could become necessary, however, based on the performance of the Company's loan portfolio or changes in economic conditions.

OTHER INCOME. Other income totalled $1.6 million and $1.3 million for the quarters ended June 30, 1996 and 1995, respectively. Other income in the quarter ended June 30, 1996 included $1.5 million from mortgage banking activity. Mortgage banking activity in the quarter ended June 30, 1995 generated other income of $1.2 million.

OTHER EXPENSE. Other expense totalled $3.5 million for the quarter ended June 30, 1996 compared to $3.5 million for the quarter ended June 30, 1995. Other expense in the quarter ended June 30, 1996 from mortgage banking activity was $1.2 million. Mortgage banking activity in the quarter ended June 30, 1995 generated other expense of $1.2 million.

The efficiency ratio (defined as total operating expense divided by the sum of net interest income and other income) of the Company was 57.0% for the quarter ended June 30, 1996 compared to 68.8% for the quarter ended June 30, 1995.

TAXES. The Company incurred $845,000 and $539,000 of income tax expense for the quarters ended June 30, 1996 and 1995, respectively.

NEW ACCOUNTING STANDARDS. Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118). SFAS 114 prescribes the methodology under which certain loans are to be measured for impairment. A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that a portion of the overall reserve for possible credit losses related to impaired loans be determined based on the present value of expected cash flows discounted at each impaired loan's effective interest rate or, as a practical expedient, based on each loan's observable market price or the fair value of the loan's collateral, if the loan is collateral dependent. Smaller balance homogeneous loans may be collectively evaluated for impairment. SFAS 118 amends SFAS 114 by eliminating certain income recognition provisions and by expanding the disclosure requirements.

At June 30, 1996, the Company's recorded investment in impaired loans was $12.5 million of which $10.8 million had allocated reserves of $1.7 million. The remaining $1.7 million had no allocated reserves. One loan with a principal balance of $8.4 million was added to the list of impaired loans on the last day of the quarter in response to the death of the borrower. For the quarter ended June 30, 1996, the average amount of impaired loans was $4.1 million and interest income (cash received) from impaired loans was $38,000.

Effective April 1, 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights". SFAS 122 requires that the total cost of the mortgage loans be allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values, if practicable. It also requires that capitalized mortgage servicing rights be assessed for impairment based on the current fair value of those rights. The Company currently sells all of its mortgage loans-for-sale "servicing released" (with servicing rights included) so the adoption of SFAS 122 is not anticipated to have a material impact on the results of operations or financial condition of the Company.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-based Compensation". The statement requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. SFAS 123 does not rescind or interpret the existing accounting rules for employee stock-based arrangements. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board Opinion 25 ("APB 25"), but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had they elected to follow the fair value recognition provisions of SFAS 123. Effective April 1, 1996, the Company adopted the disclosure requirements of SFAS 123, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB 25. The adoption of the disclosure requirements of SFAS 123 will have no material impact on the Company's financial condition or results of operations.

ASSET AND LIABILITY MANAGEMENT:

The operations of the Company, like other savings and loan holding companies, are vulnerable to fluctuations in interest rates to the extent that there is a gap between the amount of interest-earning assets and interest-bearing liabilities which mature or reprice in specified periods. To the extent that an institution's interest-earning assets have longer effective maturities than its interest-bearing liabilities, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a favorable effect on net interest income.

A principal strategy of the Company has been to minimize the vulnerability of its operations to changes in interest rates by managing the level of the Company's interest-bearing liabilities and interest-earning assets within shorter maturities. The actions which have been taken by the Company in this regard include the adoption of a lending strategy which emphasizes the retention in the Company's portfolio of adjustable rate residential and multifamily loans that meet certain parameters and the sale of new originations of fixed rate residential loans that do not meet certain interest rate risk targets. Fixed rate investment security purchases are match-funded with liabilities that have similar expected cash flows. The Company's deposit strategy emphasizes core deposits and reduced reliance on shorter term institutional and wholesale deposits. With such strategies, the Company intends to manage its interest rate risk exposure to a fairly neutral position.

LIQUIDITY AND CAPITAL RESOURCES:

Savings associations such as the Association are required under applicable federal regulations to maintain specified levels of cash and liquid investments in qualifying types of United States Treasury securities, federal agency securities and other investments generally having maturities of five years or less. At present, the Association is required to maintain liquid assets of the types referred to above in an amount not less than 5% of its net withdrawable deposits and short-term borrowings. The Association's liquidity ratio at June 30, 1996 was 6.4%.

The Association's capital at June 30, 1996 exceeded the tangible, core and risk-based capital requirements established by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The following table lists the Association's tangible, core and risk-based capital as of June 30, 1996 (dollars in thousands):

                             Requirement          Actual           Excess

Tangible Capital             $10,089             $51,098          $41,009
                                1.50%               7.60%            6.10%
Core Capital                 $20,178             $51,098          $30,920
                                3.00%               7.60%            4.60%
Risk-based Capital           $24,031             $54,867          $30,836
                                8.00%              18.27%           10.27%


During 1992, the Federal Deposit Insurance Corporation (FDIC) implemented new regulations that establish the amount of capital for each of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established categories of institutions. Depending on the Association's FDICIA category classification, the FDIC may restrict certain activities of the Association including acceptance of brokered deposits or offering interest rates on deposits that are significantly higher than prevailing interest rates. In general terms, the capital definitions are as follows:


FDICIA Category                        Total<F1>    Core<F2>    Leverage
                                                                Capital<F3>

Well capitalized                            10%           6%          5%
Adequately capitalized                       8%           4%          4%
Undercapitalized                       Below 8%     Below 4%    Below 4%
Significantly undercapitalized         Below 6%     Below 3%    Below 3%
Critically undercapitalized                                     2% or less

<F1>   Total - risk-based ratio
<F2>   Core - ratio of core capital to risk-weighted assets
<F3>   Leverage capital - core capital ratio

At June 30, 1996, the Association was in compliance with the "well-capitalized" requirements.

IMPACT OF INFLATION AND CHANGING PRICES:

The Consolidated Financial Statements and related Notes presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest.

Item 2.  Changes in Securities

   Not applicable

Item 3.  Defaults upon Senior Securities

   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders was held on July 17, 1996 in Seattle, Washington. Matters that came before the meeting included the election of three directors.

Election of Directors:

                                      FOR            WITHHELD
       David C. Cortelyou          3,268,012           8,804
       John H. Fairchild           3,222,427          54,389
       Virgil Fassio               3,258,004          18,812

Directors Continuing in Office:

       Allen E. Doan
       John F. Clearman
       Larry O. Hillis
       Patrick F. Patrick
       H. Dennis Halvorson
       John J. Knight

Item 5.  Other Information

   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

   An 8-K was filed on July 22, 1996, regarding the merger agreement with Metropolitan Bancorp and Washington Federal Inc., and the sale of Phoenix Mortgage & Investment, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                METROPOLITAN BANCORP


     August 9, 1996                                 MICHAEL M. PETE
                                                    Michael M. Pete
                                                    Senior Vice President
                                                    Chief Financial Officer


     August 9, 1996                                 EDWIN C. HEDLUND
                                                    Edwin C. Hedlund
                                                    Vice President
                                                    Secretary