Form 10-Q
period 1996-09-30
METROPOLITAN BANCORP
filed 1996-11-14
CIK 906357

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended...............September 30, 1996


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

                Title of  class:             At November 12, 1996
         Common stock, $0.01 par value       3,633,905 shares

                                    PART I


Item 1.   Financial Statements

     The Consolidated Financial Statements of Metropolitan Bancorp and Subsidiaries filed as a part of the report are as follows:

                                                                     Page

Consolidated Statements of Financial Condition
as of September 30, 1996 and March 31, 1996                            1

Consolidated Statements of Income for the three months
and six months ended June 30, 1996 and 1995                            2

Consolidated Statements of Cash Flows for the
six months ended June 30, 1996 and 1995                                3

Notes to Consolidated Financial Statements                             5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    7


                                    PART II


Item 1.   Legal Proceedings                                           14

Item 2.   Changes in Securities                                       14

Item 3.   Defaults upon Senior Securities                             14

Item 4.   Submission of Matters to a Vote of Security Holders         14

Item 5.   Other Information                                           14

Item 6.   Exhibits and Reports on Form 8-K                            14


                   METROPOLITAN BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (Dollars in thousands, except per share data)
                              (Unaudited)

                                              September 30,        March 31,
                                                      1996             1996

ASSETS

Cash and due from banks (including interest-
  bearing deposits of $4,228 and $12,217)         $  5,257         $ 13,585
Securities available-for-sale                       10,500           10,397
Mortgage-backed and related securities
  available-for-sale                               183,036          192,240
Mortgage-backed and related securities held-to-
  maturity (fair value of $159,787 and $169,742)   160,663          171,008
Loans (net of reserve for losses of
  $6,283 and $6,133)                               350,711          331,839
Loans held for sale                                    620           10,610
Investor receivables                                11,647           18,299
Accrued interest receivable                          4,628            4,787
Real estate held for sale                              310              310
Federal Home Loan Bank (FHLB) stock, at cost        13,314           12,803
Premises and equipment, net                          4,239            4,695
Goodwill                                             4,673            4,856
Prepaid expenses and other assets                    3,454            2,736

  TOTAL ASSETS                                    $753,052         $778,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                          $396,134         $398,153
Advances from the FHLB                             200,026          219,474
Subordinated debt                                   22,106           22,092
Other borrowings                                    76,590           82,253
Federal income taxes payable                             0             (235)
Other liabilities                                    7,294            5,546

  TOTAL LIABILITIES                                702,150          727,283

Preferred stock, 10,000,000 shares authorized;
  no shares issued
Common stock $.01 par value 40,000,000 shares
  authorized; 3,633,905 and 3,710,205 shares
  issued and outstanding                                41               41
Additional paid-in capital                          34,884           34,884
Retained earnings                                   25,261           24,374
Valuation reserve for available-for-sale
  securities                                        (3,881)          (4,340)
Treasury stock, at cost; 459,948 and
  383,648 shares                                    (5,403)          (4,077)

  TOTAL STOCKHOLDERS' EQUITY                        50,902           50,882

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $753,052         $778,165


                      METROPOLITAN BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                       Three months ended    Six months ended
                                             September 30,      September 30,
                                            1996     1995       1996     1995

Interest income
 Loans                                   $ 7,296  $ 7,678    $14,991  $15,159
 Mortgage-backed and related securities    5,945    4,983     11,925    9,930
 Securities available for sale               113      133        238      307
 FHLB stock dividends and other              353      361        770      649

                                          13,707   13,155     27,924   26,045

Interest expense
 Deposits                                  5,477    5,521     11,077   10,976
 Advances from the FHLB                    2,745    2,726      5,336    5,856
 Subordinated debt                           510      508      1,020    1,016
 Other borrowings                            943      566      1,881      566

                                           9,675    9,321     19,314   18,414

NET INTEREST INCOME                        4,032    3,834      8,610    7,631
Provision for loan losses                      0        0        150        0

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                           4,032    3,834      8,460    7,631
Other income
 Income from mortgage banking activity       899   1,271       2,425    2,473
 Other                                       199      85         224      171

                                           1,098   1,356       2,649    2,644

Other expense
 Compensation and employee benefits        1,579   1,597       3,215    3,185
 Occupancy                                   583     567       1,167    1,152
 Savings Associations Insurance
   Fund premiums                             210     217         411      437
 Savings Associations Insurance Fund
   Special Assessment                      2,506       0       2,506        0
 Advertising                                 190     182         375      366
 Net income on real estate operations        (41)    (47)        (53)     (80)
 Goodwill amortization                        91     156         183      312
 Other                                       961     687       1,770    1,486

                                           6,079   3,359       9,574    6,858

INCOME BEFORE FEDERAL INCOME TAXES          (949)  1,831       1,535    3,417
  Federal income tax expense
   Current                                  (323)    623         522    1,162
   Deferred                                   --      --          --       --

                                            (323)    623         522    1,162

NET INCOME                                $ (626) $1,208      $1,013   $2,255

NET INCOME PER SHARE                      $(0.17) $ 0.33      $ 0.27   $ 0.61




                    METROPOLITAN BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands, unaudited)

Six months ended September 30,                      1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                      $ 1,013           $ 2,255
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities
  Provision for loan losses                          150
  FHLB stock dividends received                     (511)             (392)
  Amortization of fees, discounts and
   premiums, net                                      86              (282)
  Goodwill amortization                              183               312
  Depreciation and amortization                      479               567
  Loss (gain) on loans held for sale                (214)               74
  Originations of loans held for sale           (108,848)         (137,564)
  Proceeds from sale of loans                    119,052           136,558
  Decrease (increase) in investor receivable       6,652            (8,342)
  Decrease in accrued interest receivable            159                52
  Decrease (increase) in prepaid expenses and
   other assets                                     (954)              212
  Increase (decrease) in federal income
   taxes payable                                     235              (441)
  Increase (decrease)in accrued interest payable    (173)              (59)
  Increase (decrease) in other liabilities         1,921              (548)

Net cash (used in) provided by operating
  activities                                      19,230            (7,598)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of investment
   securities available-for-sale                                     5,000
  Purchases of mortgage-backed and related
   securities available-for-sale                 (10,845)           (8,712)
  Principal repayments on mortgage-backed
   and related securities available-for-sale      20,266             2,129
  Principal repayments on mortgage-backed
   and related securities held-to-maturity        10,431             8,377
  Loan originations                              (53,949)          (21,675)
  Loan repayments                                 35,118            34,444
  Loan purchases                                                    (7,183)
  Proceeds from sale of real estate                   91
  Purchases of premises and equipment, net           (24)              (63)

  Net cash provided by investing activities        1,088            12,317



                     METROPOLITAN BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                      (Dollars in thousands, unaudited)

Six months ended September 30,                      1996              1995

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (decrease) increase in deposits             (2,127)          (17,300)
  Proceeds from FHLB advances                    230,500           187,925
  Repayment of FHLB advances                    (250,000)         (255,450)
  Proceeds from other borrowings                 314,394           137,904
  Repayment of other borrowings                 (320,057)          (55,225)
  Proceeds from sale of common stock                                    16
  Repayment of subordinated debt                     (30)
  Purchase of treasury stock                      (1,326)

  Net cash used in financing activities           (28,646)           (2,130)

  Net increase (decrease) in cash and
   cash equivalents                               (8,328)             2,589

CASH AND CASH EQUIVALENTS

  Beginning of year                               13,585            10,942

  End of year                                    $ 5,257           $13,531


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Non-cash investment activities -
  Loans transferred to real estate held for sale $    90           $
Cash paid during the period for -
    Interest                                      19,486            18,473
    Federal income taxes                           1,385             1,625


                    METROPOLITAN BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1996

NOTE A - Basis Of Presentation

The condensed consolidated financial statements included in this report have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation are reflected in the interim statements. Operating results for the three- and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 1997.

NOTE B - SAIF Recapitalization

On September 30, 1996, President Clinton signed into law federal legislation designed to recapitalize the Savings Association Insurance Fund ("the SAIF") of the Federal Deposit Insurance Corporation ("the FDIC"). The legislation requires a special one-time assessment of approximately 65.7 cents per $100 of SAIF-insured deposits held at March 31, 1995. Approximately $381.4 million of the deposit liabilities of Metropolitan Federal Savings and Loan Association of Seattle ("the Association") were insured by the SAIF at March 31, 1995.
The one-time special assessment resulted in a pre-tax charge to earnings of approximately $2.5 million in the second fiscal quarter of 1997 ended September 30, 1996. Management expects that deposit insurance premiums in future quarters will be significantly reduced from the current premium applicable to SAIF-insured deposits. The second quarter charge to earnings is expected to be recovered within approximately 4 years through reduced deposit insurance premiums.

From October 1, 1996 through December 31, 1996, SAIF-member savings associations will pay risk-based assessments of 18 to 27 cents per $100 of SAIF-insured deposits, compared to the current assessment schedule of 23 to 31 cents. Effective January 1, 1997, SAIF members will have the same risk-based assessment schedule as Bank Insurance Fund ("the BIF") members - 0 to 27 cents per $100 of insured deposits. Financing Corporation ("FICO") assessments of 6.4 and 1.3 cents per $100 of insured deposits will be added to the regular assessments for SAIF-insured and BIF-insured deposits, respectively, until December 31, 1999. The legislation is intended to fully recapitalize the SAIF so that BIF-insured and SAIF-insured deposits will be charged the same FDIC deposit insurance premiums after the year 1999.

NOTE C - Merger With Washington Federal, Inc.

On July 12, 1996, the Company announced the signing of a definitive agreement under which the Company will merge with and into Washington Federal, Inc. In connection with the merger, each shareholder of the Company will receive shares of Washington Federal common stock at an expected value of $18.00 in exchange for each share of his or her Metropolitan Bancorp common stock, subject to the pricing and other provisions in the agreement. Phoenix Mortgage & Investment, Inc. ("Phoenix Mortgage"), the mortgage banking subsidiary of the Company, will be acquired by Phoenix Mortgage management. It is intended that the transaction constitute a tax-free reorganization under the Internal Revenue Code so that shareholders of the Company will not recognize gain or loss in connection with the receipt of Washington Federal common stock. The transaction has been approved by the boards of directors of both companies, the applicable regulatory authorities and by the shareholders of the Company. It is anticipated that the merger will be completed by late November or early December, 1996.

NOTE D - Redemption of 8.5% Subordinated Notes

Effective August 10, 1993, the Company issued $23 million of 8.50% Subordinated Notes due July 31, 2003. In connection with the offering, the Company incurred costs totalling $1.1 million. These costs were deferred and have been amortized to date over the original term of the notes. The notes have been redeemable in whole or in part, at the option of the Company, at 100 percent of their principal amount since July 31, 1996. On September 12, 1996, the Company announced redemption of all of the notes at 100 percent of the principal amount plus accrued interest, effective October 1, 1996. At September 30, 1996, $22.9 million of the subordinated notes were outstanding with an unamortized deferred cost of $830,000. The remaining unamortized deferred cost of $830,000 will be expensed in the fiscal third quarter of 1997 ending December 31, 1996.

The subordinated notes were replaced by a borrowing from Washington Federal at a rate of 8.25% and a maturity of July 31, 2003. This borrowing will be eliminated through consolidation once the merger with Washington Federal, Inc. is completed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

THE COMPANY. Metropolitan Bancorp ("the Company") is a Washington corporation which became a savings and loan holding company upon its acquisition of all of the outstanding stock of Metropolitan Federal Savings and Loan Association of Seattle ("the Association") in connection with the Association's reorganization into the holding company form of organization effective July 21, 1993. At September 30, 1996, the Company had $753.1 million of assets, $702.2 million of liabilities, including $396.1 million of deposits, and $50.9 million of stockholders' equity.

The Company's primary subsidiary is the Association, which was organized in 1935 as a federally chartered, mutual savings and loan association and converted from mutual to stock form in January 1990. The Association's deposits are insured by the Federal Deposit Insurance Corporation ("the FDIC") to the maximum extent permitted by law.

The Company currently conducts business from its headquarters and main office in Seattle, Washington and 9 full service branch offices located in the Puget Sound region of Washington. The Company is primarily engaged in attracting deposits from the general public through its offices and using those funds, together with borrowings, to originate loans secured by existing single-family residences and to purchase securities which are backed by such loans. To a lesser extent, the Company also originates loans secured by existing, small (generally five to thirty-six units) multifamily residences and loans for the construction of single-family and such multifamily residences. The Company also engages in the purchase and origination of non-traditional mortgage products secured by real estate through Statewide Mortgage Services Company, a subsidiary of Metropolitan Bancorp, and through the Association.

As of July 1, 1994, the Company's other major subsidiary is Phoenix Mortgage & Investment, Inc. ("Phoenix Mortgage"), a mortgage banking company headquartered in Lynnwood, Washington. On April 18, 1994, the Board of Directors of the Company authorized the acquisition of the privately held mortgage banking company which has five offices and is a leading lender for home purchase transactions in King and Snohomish counties. Since October 1, 1995, the mortgage banking company has operated as a subsidiary of the Association, retaining its current name, management and staff. During the quarter ended September 30, 1996, Phoenix Mortgage closed its loan production office in Federal Way, Washington. This production office shared space with a branch of the Association which will be combined with an existing branch of Washington Federal once the merger is completed. See Note C -- Merger with Washington Federal, Inc.

The Company's principal goals are to achieve long term financial strength and profitability by (i) increasing the amount and stability of its net interest income, (ii) decreasing the credit risk inherent in its assets, (iii) reducing the vulnerability of its operations to changes in interest rates, (iv) controlling its operating expenses and increasing the efficiency of its operation and (v) maintaining a strong regulatory capital position. At September 30, 1996, the Association's regulatory capital substantially exceeded all regulatory capital requirements.

The Company, as a savings and loan holding company, is subject to regulation by the Office of Thrift Supervision ("the OTS"). The Association is subject to regulation by the OTS, as its chartering authority, and by the FDIC, which insures its deposits up to applicable limits. The Association also is subject to certain regulation by the Board of Governors of the Federal Reserve System ("the Federal Reserve Board") and is a member of the Federal Home Loan Bank ("the FHLB") of Seattle, one of the twelve regional banks which comprise the FHLB system.

Effective March 11, 1996, the Board of Directors of the Company authorized the repurchase of up to 357,225 shares, or approximately 10 percent, of the Company's then outstanding common stock, a continuing program first authorized in January 1994. Management is authorized to repurchase shares from time to time in open-market transactions during calendar year 1996 as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. In fiscal 1995, the Company repurchased 376,148 shares at an average price of $10.58 per share. In fiscal 1996, the Company repurchased 7,500 shares at an average price of $12.75 per share. In the quarter ended September 30, 1996, the Company purchased 76,300 shares in open-market transactions at an average price of $17.38 per share, bringing the total treasury stock purchased since April 1994 to 459,948 shares at an average cost of $11.75 per share.

On July 12, 1996, the Company announced the signing of a definitive agreement under which the Company will merge with and into Washington Federal, Inc. In connection with the merger, each shareholder of the Company will receive shares of Washington Federal common stock at an expected value of $18.00 in exchange for each share of his or her Metropolitan Bancorp common stock, subject to the pricing and other provisions in the agreement. Phoenix Mortgage, the mortgage banking subsidiary of the Company, will be acquired by Phoenix Mortgage management. It is intended that the transaction constitute a tax-free reorganization under the Internal Revenue Code so that shareholders of the Company will not recognize gain or loss in connection with the receipt of Washington Federal common stock. The transaction has been approved by the boards of directors of both companies, by the applicable regulatory authorities and by the shareholders of the Company. It is anticipated that the merger will be completed by late November or early December, 1996.

The common stock of the Company, par value $.01 per share (the "Common Stock"), is quoted on the NASDAQ National Market System under the symbol "MSEA." The Company's executive offices are located at 1520 Fourth Avenue, Seattle, Washington 98101, and its telephone number is (206) 625-1818.

CHANGES IN FINANCIAL CONDITION:

GENERAL. Total assets decreased by $25.1 million or 3.2% during the six months ended September 30, 1996 primarily due to a decrease in interest-bearing deposits at banks and a decrease in mortgage-backed and related securities available-for-sale and held-to-maturity. Total liabilities decreased by $25.1 million or 3.5% during the period.

MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY. Mortgage-backed and related securities available-for-sale and held-to-maturity decreased by $19.5 million or 5.4% during the six months ended September 30, 1996. One security available-for-sale with market value of $2.8 million was sold during the period. Amortization and prepayments were $28.1 million. Partially offsetting these declines, two securities available-for-sale with market value of $10.8 million were purchased during the period. The market value of securities available-for-sale increased by $0.6 million as interest rates, though volatile, were largely unchanged at period-end from those at March 31, 1996. These securities were primarily funded by reverse repurchase agreements, advances from the FHLB and certificates of deposits with maturities of three months to one year. At September 30, 1996, mortgage-backed and related securities available-for-sale totalled $183.0 million market value ($186.4 million principal value) and consisted of agency mortgage-backed securities and highly rated whole-loan-backed securities.

LOANS. Loans, loans held for sale and investor receivables increased by $2.2 million or 0.6% during the six months ended September 30, 1996. Portfolio loans increased by $18.9 million or 5.7% as borrowers turned increasingly to adjustable rate loans in response to higher fixed mortgage rates. Loans held for sale and investor receivables were lower by $16.7 million or 57.6%. The Company continues to sell most new originations of fixed rate loans pursuant to an asset and liability management strategy. These sales, in combination with repayments, primarily offset loan originations, which amounted to $160.5 million and $155.8 million during the six months ended September 30, 1996 and 1995, respectively. Nonaccruing loans increased by $6.8 million during the period to $11.1 million at September 30, 1996 compared to $4.3 million at March 31, 1996. $10.2 million or 91.8% of the nonaccruing loans at September 30, 1996, were due to three commercial real estate loans. One large commercial real estate loan in Tacoma, Washington went on nonaccrual during the period, accounting for the increase since March 31, 1996.

The Company's nonperforming assets, which consist of nonaccruing loans and nonperforming real estate held for sale, if any, totalled $11.4 million or 1.51% of total assets at September 30, 1996 compared to $4.6 million or 0.59% of total assets at March 31, 1996.

REAL ESTATE HELD FOR SALE. Real estate held for sale at September 30, 1996 totaled $310,000, unchanged from March 31, 1996, and consisted of a 4,300 square foot office building in Los Angeles, California.

DEPOSITS. Total deposits decreased by $2.0 million or 0.5% during the six months ended September 30, 1996. The Company's retail deposit categories increased by $1.6 million or 0.5%. Institutional deposits and deposits obtained through wholesale means decreased by $3.6 million or 4.6%.

ADVANCES FROM THE FHLB. Advances from the FHLB decreased by $19.4 million or 8.9% during the six months ended September 30, 1996. These borrowings were not replaced as they matured due to the net decrease in asset balances over the period.

SUBORDINATED DEBT. Effective August 10, 1993, the Bancorp issued $23 million of 8.5% Subordinated Notes due 2003. In connection with the offering, the Bancorp incurred costs totalling $1.1 million. These costs have been deferred and are being amortized over the original term of the notes. The notes are redeemable in whole or in part, at the option of the Company, at 100 percent of their principal amount on or after July 31, 1996. On September 12, 1996, the Company announced redemption of all of the notes at 100 percent of the principal amount plus accrued interest, effective October 1, 1996. See
Note D - Redemption of Subordinated Notes.

OTHER BORROWINGS. Other borrowings in the form of reverse repurchase agreements decreased by $5.7 million or 6.9% during the six months ended September 30, 1996. These borrowings were not needed due to prepayments of mortgage-backed and related securities available-for-sale and held-to-maturity discussed above.

STOCKHOLDERS' EQUITY. Stockholders' equity at September 30, 1996 totalled $50.9 million, unchanged since March 31, 1996. Net income was $1.0 million and the valuation reserve for available-for-sale securities decreased by $459,000 during the six months ended September 30, 1996. These changes were offset by an increase in treasury stock, at cost, of $1.3 million and a reduction in retained earnings of $126,000 for the purchase of shares of Company stock to fill the exercise of employee stock options during the period. The valuation reserve was recorded in connection with the Company's mortgage-backed and related securities available-for-sale, mentioned above, in compliance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115), adopted effective April 1, 1994.

RESULTS OF OPERATIONS:

NET INCOME. The Company reported a net loss of $0.6 million for the quarter ended September 30, 1996 compared to net income of $1.2 million for the quarter ended September 30, 1995. The Company reported net income of $1.0 million and $2.3 million for the six month periods ended September 30, 1996
and 1995, respectively.   The decrease in net income in fiscal 1997 is
primarily due to merger related expenses of $0.3 million and a charge of $2.5 million to recapitalize the SAIF. Excluding these one-time expenses, operating income would have been $1.2 million for the quarter ended September 30, 1996, unchanged from the same quarter a year earlier. See Note B - SAIF Recapitalization.

Mortgage banking activity for the quarter ended September 30, 1996 contributed net income of ($108,000) compared to a net income contribution of ($36,000) for mortgage banking activity in the quarter ended September 30, 1995. For the six months ended September 30, 1996, the net income contribution from mortgage banking activity was $117,000 compared to a net income contribution of ($60,000) for the same period in 1995.

INTEREST INCOME. Interest income increased to $13.7 million for the quarter ended September 30, 1996 compared to $13.2 million for the quarter ended September 30, 1995. Interest income was $27.9 million and $26.0 million for the six month periods ended September 30, 1996 and 1995, respectively. These increases were due to a higher volume of interest-earning assets, primarily mortgage-backed and related securities. Average interest-earning assets for the quarter ended September 30, 1996 were $740.3 million compared to $682.1 million for the quarter ended September 30, 1995. The yield on interest-earning assets was 7.41% for the quarter ended September 30, 1996 compared to 7.71% for the quarter ended September 30, 1995 and 7.47% for the six months ended September 30, 1996 compared to 7.67% for the six months ended September 30, 1995.

INTEREST EXPENSE. Interest expense increased to $9.7 million for the quarter ended September 30, 1996 compared to $9.3 million for the quarter ended September 30, 1995 and to $19.3 million for the six months ended September 30, 1996 compared to $18.4 million for the six months ended September 30, 1995. The increases are due to a higher volume of interest-bearing liabilities, both deposits and borrowings. Average interest-bearing liabilities for the quarter ended September 30, 1996 were $700.4 million compared to $644.3 million for the quarter ended September 30, 1995. The weighted average rate on interest-bearing liabilities declined to 5.53% for the quarter ended September 30, 1996 compared to 5.79% for the quarter ended September 30, 1995 and to 5.45% for the six months ended September 30, 1996 compared to 5.71% for the six months ended September 30, 1995.

NET INTEREST INCOME. Net interest income was $4.0 million for the quarter ended September 30, 1996 compared to $3.8 million for the quarter ended September 30, 1995. Net interest income was $8.6 million and $7.6 million for the six months ended September 30, 1996 and 1995, respectively. Although the volume of interest-earning assets and interest-bearing liabilities increased over the period, the weighted average yield earned on interest-earning assets was negatively impacted by the large increase in nonaccruing loans in the quarter ended September 30, 1996. This is reflected in the Company's net interest margin, which amounted to 2.18% and 2.25% for the quarters ended September 30, 1996 and 1995, respectively, and 2.30% and 2.25% for the six month periods ended September 30, 1996 and 1995, respectively.

PROVISION FOR LOAN LOSSES. The Company recorded no provisions for loan losses during the quarters ended September 30, 1996 and 1995, respectively, and $150,000 and $0 for the six months ended September 30, 1996 and 1995, respectively. The Company's provision in fiscal 1997 was an addition to general loan loss reserves for commercial real estate loans. At September 30, 1996, the Company's total allowance for loan losses amounted to $6.3 million (including $5.0 million of general loan loss allowances) compared to $6.1 million at March 31, 1996. Loan loss reserves as a percentage of nonperforming assets totalled 55.2% and 134.4% at September 30, 1996 and March 31, 1996, respectively.

Management of the Company believes that the allowance for loan losses at September 30, 1996 was adequate based on facts and circumstances available. Future additions to the allowance for loan losses could become necessary, however, based on the performance of the Company's loan portfolio or changes in economic conditions.

OTHER INCOME. Other income totalled $1.1 million and $1.4 million for the quarters ended September 30, 1996 and 1995, respectively, and $2.6 million and $2.6 million for the six months ended September 30, 1996 and 1995, respectively.

Other income from mortgage banking activity was $0.9 million in the quarter ended September 30, 1996 compared to $1.3 million in the quarter ended
September 30, 1995.   Other income from mortgage banking activity was $2.4
million in the six month period ended September 30, 1996 compared to $2.5 million in the six month period ended September 30, 1995.

OTHER EXPENSE. Other expense totalled $6.1 million for the quarter ended September 30, 1996 compared to $3.4 million for the quarter ended September 30, 1995 and $9.6 million for the six months ended September 30, 1996 compared to $6.9 million for the six months ended September 30, 1995. Merger-related expenses totalled $0.3 million and the SAIF special assessment totalled $2.5 million in the quarter ended September 30, 1996. Excluding these one-time charges, other operating expense was $3.3 million and $6.8 million for the three and six month periods ended September 30, 1996, respectively.

Other expense from mortgage banking activity was $1.1 million in the quarter ended September 30, 1996 compared to $1.3 million in the quarter ended
September 30, 1995.   Other expense from mortgage banking activity was $2.4
million in the six month period ended September 30, 1996 compared to $2.5 million in the six month period ended September 30, 1995.

TAXES. The Company incurred ($323,000) and $623,000 of income tax expense for the quarters ended September 30, 1996 and 1995, respectively, and $522,000 and $1.2 million for the six month periods ended September 30, 1996 and 1995, respectively.

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

At September 30, 1996, the Company's recorded investment in impaired loans was $12.5 million of which $10.8 million had allocated reserves of $1.7 million. The remaining $1.7 million had no allocated reserves. For the quarter ended September 30, 1996, the average amount of impaired loans was $12.5 million and interest income (cash received) from impaired loans was $35,000. For the six month period ended September 30, 1996, the average amount of impaired loans was $8.3 million and interest income (cash received) from impaired loans was $73,000.

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

ASSET AND LIABILITY MANAGEMENT:

The operations of the Company, like other savings and loan holding companies, are vulnerable to fluctuations in interest rates to the extent that there is a gap between the amount of interest-earning assets and interest-bearing liabilities which mature or reprice in specified periods. If an institution's interest-bearing liabilities have shorter effective repricing periods than its interest-earning assets, material and prolonged increases in interest rates generally will adversely affect net interest income, while material and prolonged decreases in interest rates generally will have a favorable effect on net interest income.

A principal strategy of the Company has been to minimize the vulnerability of its operations to changes in interest rates by managing the level of the Company's interest-bearing liabilities and interest-earning assets within shorter repricing periods. The actions which have been taken by the Company in this regard include the adoption of a lending strategy which emphasizes the retention in the Company's portfolio of adjustable rate residential and multifamily loans that meet certain parameters and the sale of new originations of fixed rate residential loans that do not meet certain interest rate risk targets. Fixed rate investment security purchases are match-funded with liabilities that have similar expected cash flows. The Company's deposit strategy emphasizes core deposits and reduced reliance on shorter term institutional and wholesale deposits. With such strategies, the Company intends to manage its interest rate risk exposure to a fairly neutral position.

LIQUIDITY AND CAPITAL RESOURCES:

Savings associations such as the Association are required under applicable federal regulations to maintain specified levels of cash and liquid investments in qualifying types of United States Treasury securities, federal agency securities and other investments generally having maturities of five years or less. At present, the Association is required to maintain liquid assets of the types referred to above in an amount not less than 5% of its net withdrawable deposits and short-term borrowings. The Association's liquidity ratio at September 30, 1996 was 6.3%. The Association's capital at September 30, 1996 exceeded the tangible, core and risk-based capital requirements established by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The following table lists the Association's tangible, core and risk-based capital as of September 30, 1996 (dollars in thousands):

                             Requirement          Actual           Excess

Tangible Capital             $ 9,952             $50,817          $40,865
                                1.50%               7.66%            6.16%
Core Capital                 $19,904             $50,817          $30,913
                                3.00%               7.66%            4.66%
Risk-based Capital           $24,630             $54,679          $30,049
                                8.00%              17.76%           11.76%


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


                                                                Leverage
FDICIA Category                        Total<F1>    Core<F2>    Capital<F3>

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
Undercapitalized                       Below 8%     Below 4%    Below 4%
Significantly undercapitalized         Below 6%     Below 3%    Below 3%
Critically undercapitalized                                     2% or less

<F1>   Total - risk-based ratio
<F2>   Core - ratio of core capital to risk-weighted assets
<F3>   Leverage capital - core capital ratio

At September 30, 1996, the Association was in compliance with the "well-capitalized" requirements.

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

Item 2.  Changes in Securities

  The Company redeemed $23 million of 8.5% Subordinated Notes due July
  31, 2003.

Item 3.  Defaults upon Senior Securities

  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

  A Special Meeting of Stockholders was held on November 6, 1996 in Seattle, Washington. The matter that came before the meeting was the proposal to approve an Agreement and Plan of Merger, dated as of July 11, 1996, by and between Metropolitan Bancorp and Washington Federal, Inc.

                         For        Withheld        Abstain
                      2,905,959       6,946          3,009

Item 5.  Other Information

  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

  An 8-K was filed on July 22, 1996, regarding the merger agreement between Metropolitan Bancorp and Washington Federal Inc., and the sale of Phoenix Mortgage & Investment, Inc.

  An 8-K was filed on October 2, 1996 regarding the redemption of Subordinated Notes.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                METROPOLITAN BANCORP


     November 12, 1996                              MICHAEL M. PETE
                                                    Michael M. Pete
                                                    Senior Vice President
                                                    Chief Financial Officer


     November 12, 1996                              EDWIN C. HEDLUND
                                                    Edwin C. Hedlund
                                                    Vice President
                                                    Secretary